Form 10-KT
period 2000-09-30
S D E HOLDINGS 1 INC
filed 2000-11-28
CIK 1110281

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KT
                         TRANSITIONAL REPORT PURSUANT TO
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the period from Inception, January 19, 2000, to September 30, 2000
                        Commission file number:0-30119


                             S.D.E. Holdings 1 Inc.
                            ------------------------
                                 (Former Name)

                             DNAPrint genomics, Inc.
                             -----------------------
                                   (New Name)

       Utah                                            59-2780520
-------------------------                         --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

              1748 Independence Blvd., Suite D1, Sarasota, FL 34234
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  941-351-4543

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of each class: $0.001 par value Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes  X            No
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                   ___X___ Yes                _______ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000: $0

Number of outstanding shares of the registrant's $.001 par value common stock, as of September 30, 2000: 1,000,000.

                                TABLE OF CONTENTS

                                     PART I

                                                                     Page

Item 1.      Description of Business....................                4

Item 2.      Properties ................................                5

Item 3.      Legal Proceedings..........................                5

Item 4.      Submission of Matters to a Vote of
             Security Holders..........................                 6

                                     PART II

Item 5.      Market for Registrant's Common Stock and
             Security Holder Matters ..................                 6

Item 6.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...............................                 7

Item 7.      Financial Statements and Supplementary Data..              8

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....                8

                                    PART III

Item 9.      Directors and Executive Officers of the
             Registrant.................................                9

Item 10.     Executive Compensation......................               12

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management......................                14

Item 12.     Certain Relationships and Related
             Transactions...............................                15

                                     PART IV

Item 13.     Exhibits, Financial Statement Schedule
             and Reports on Form 8-K....................                15

             Index to Exhibits .........................                16

             Signature Page.............................                17

             Index to Financial Statements..............                F-1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

General
--------

     The Company was incorporated under the laws of the State of Nevada on January 19, 2000 and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

     At period end, the Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     On October 13, 2000, the Company completed a merger as described in a Form 8K12(g)3 dated November 3, 2000 with DNAPrint genomics, Inc., a Utah Corporation. This report is being filed to conform the merged companies financial reporting period to a calendar year end and to reflect and disclose the financial position of S.D.E. Holdings 1 Inc. up to the date of the merger, October 13, 2000.

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of October 17, 2000 between the registrant, S.D.E. Holdings 1 Inc., a Nevada corporation ("S.D.E.") and the registrant's parent corporation, DNAPrint genomics, Inc., a Utah corporation ("DNAPrint"), all the outstanding shares of common stock of S.D.E. were exchanged for an equal number of shares of common stock of DNAPrint which were then cancelled and returned to the authorized but unissued shares of DNAPrint in a merger transaction in which DNAPrint was the surviving corporation. Pursuant to the merger S.D.E. was the disappearing corporation and DNAPrint as the surviving corporation has elected 12g-3 successor issuer status. The merger was accomplished pursuant to Section 92A.180 of the Nevada Revised Statues pertaining to the merger of subsidiary corporations into parent corporations.

     The Merger Agreement was adopted by the unanimous consent of the Board of Directors of both S.D.E. and DNAPrint on October 17, 2000. No approval of the shareholders of DNAPrint was required under applicable state corporate law. No other approval of the owners of any constituent corporation was required under applicable state corporate law. S.D.E. and DNAPrint complied in all respects with the provisions of Nevada Revised Statute 92A.180 pertaining to the merger of subsidiary corporations into parent corporations.

     Prior to the merger, S.D.E. had 500,000 shares of common stock outstanding after 500,000 shares were returned to treasury on October 13, 2000. These shares were owned by DNAPrint which, pursuant to the merger, were cancelled and returned to the authorized but unissued shares of DNAPrint.

     Prior to the effectiveness of the Merger Agreement, DNAPrint had an aggregate of 384,400,986 shares of common stock, par value $.01, issued and outstanding, and no shares of preferred stock outstanding, $.01 par value. Upon effectiveness of the merger, the number of shares of common stock issued and outstanding remained unchanged.

     The officers of DNAPrint continue as officers of DNAPrint subsequent to the Exchange Agreement. See "Management" below. The officers, directors, and by-laws of DNAPrint will continue without change.

     For a complete synopsis of the business plan of DNAPrint genomics, Inc., the reader is referred to the Form 8K12(g)3 as filed for DNAPrint genomics, Inc. on November 3, 2000.


ITEM 2.           PROPERTY
-------------------------------

     The Company has offices at 1748 Independence Blvd., Suite D1, Sarasota, FL 34234. The company owns no real property.

ITEM 3.           LEGAL PROCEEDINGS
------------------------------------

     The Company was a party to no pending legal proceedings, nor is its property subject to such proceedings, at date of this report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
                  MATTERS
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 2000                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1997                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

* No quotations

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of September 30, 2000, there were 3 record holders of the Company's common Stock prior to merger with DNAPrint genomics, Inc.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
--------------------------------------------------------------------------------

     No operations were conducted and no operating revenues were generated in the period from inception to September 30, 2000. The Company had no income from inception to September 30, 2000. The Company at period end had cash of $1,488, and no other assets. The Company at year end was illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Transitional Report
-------------------

     The Company elected to use a calendar year for accounting purposes due to its merger with DNAPrint genomics, Inc. on October 13, 2000. DNAPrint genomics, Inc. uses a normal calendar year for accounting.

Results of Operations for the period ended September 30, 2000 from Inception, January 19, 2000
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $1,732 in 2000 from inception to September 30, 2000. The Company had no operations in for the period from inception to September 30, 2000. The net loss from inception to September 30, 2000 was ($1,732). The net loss per share was less than ($.01) for the period from inception to September 30, 2000. A continuation of the trend of net losses should be expected to continue in the future until profitable operations are achieved.

     Liquidity & Capital Resources
     -----------------------------

     The Company had nominal cash at period end September 30, 2000, prior to merger, $1,488, and no other capital resources. The company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private sales of treasury stocks, none of which has been arranged.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------

     Please refer to pages F-1 through F-8.


ITEM 8.           CHANGES  IN  AND  DISAGREEMENTS  ON  ACCOUNTING AND  FINANCIAL
                  DISCLOSURE
--------------------------------------------------------------------------------

     A.J. Robbins, P.C., Certified Public Accountants and Consultants, were retained in 2000 as auditors for the Company for the period ended September 30, 2000.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

ITEM 9.           DIRECTORS  AND  EXECUTIVE  OFFICERS   OF  THE  REGISTRANT  AND
                  COMPLIANCE WITH SECTION 16(A)
--------------------------------------------------------------------------------


         The directors and executive officers currently serving the Company are as follows:

NAME                          POSITION HELD                        TENURE

Scott A. Deitler*        President and Director                Annual since 2000

Wesley F. Whiting*       Secretary and Treasurer               Annual since 2000


* These Officers and Directors resigned at October 13, 2000, at the time of the business combination with DNAPrint genomics, Inc. See 8K12(g)3 dated November 3, 2000.


BIOGRAPHICAL INFORMATION

     SCOTT A. DEITLER, age 43, President and director since inception, received a B.A. in Business and Conservation from the University of Colorado in 1978. From 1987 to 1995, he was President and a director of Colorado Coin Co. in Boulder, Colorado. From 1993 to 1998, he was President of Ulta Travel, Inc., a travel agency. He has been President and Director of J.S.J. Capital Corp.
(1999), J.S.J. Capital II, Inc. (1999), J.S.J. Capital III, Inc. (1999), Investra Enterprises, Inc. (1999), Advanced Ceiling Supplies, Inc. (1997), and Marathon Marketing Corp. (since 1991). He was Secretary and Director of Cross Check Corp. since 1997. All of which are blank check companies without specific business, but which are seeking an acquisition or merger, except that Investra Enterprises, Inc. merged with Pathobiotek Diagnostics, Inc. in March 2000 and Cross Check Corp. merged with HouseholdDirect.com, Inc. in March 2000. Mr. Deitler resigned as an officer of Cross Check Corp. and Investra Enterprises, Inc. in March 2000.

     WESLEY F. WHITING, age 64, has served as Secretary and Treasurer since February 21, 2000. Mr. Whiting has been president, director and secretary of Berge Exploration, Inc. (1978- 1988) and president, vice president, and director of NELX, Inc. (1994-1997), and was vice president and director of Intermountain Methane Corporation (1988-1997), and president of Westwind Production, Inc. (1997-1998). He has been a director of Kimbell deCar Corporation since 1998, and he has been President and a director of Dynadapt System, Inc. since 1998.

     Mr. Deitler and Mr. Whiting resigned as officers and Directors concurrent with the merger.

     The Company has new officers and directors as a result of its merger with DNAPrint genomics, Inc. on November 3, 2000.

     CARL L. SMITH, President and Director, is 58 years of age. Mr. Smith is an entrepreneur in venture capital marketing, sales and business development. Mr. Smith has served as the CEO of DNAPrint genomics, Inc. f/k/a Catalyst Communications, Inc. from 1994 to the present and has served on the board of directors of Diversified Resources Group, Inc. from 1994 to 1996 and from April 1999 to the present. Mr. Smith has served as a director of GRG, Inc. from September 1998 to October 2000, and also serves on the Board of Directors of Penn-Akron Corporation from June 2000 to the present. Mr. Smith has also been chairman of Tampa Bay Financial, Inc. from 1994 to the present, a Florida based consulting company and became President of American Communications Enterprises in October 2000. Catalyst Communications, Inc. filed a Chapter 11 Bankruptcy in 1998 for which a Plan was confirmed in 1999.

     MATTHEW A. VEAL, Chief Financial Officer, Secretary and Director is 41 years old. Mr. Veal, a CPA, is currently CFO for the following entities (including DNAPrint genomics, Inc.): Tampa Bay Financial, Inc. (since 1995), Diversified Resources Group, Inc. (since 1999), Global Resources Group, Inc. (since 1998), and American Communications Enterprises, Inc. (since 2000). Diversified Resources Group, Inc. filed Bankruptcy, Chapter 11, in 1997, the Plan was confirmed in 1998 and it was closed in 1999. From 1997 to 1998 he was Chief Accounting Officer for Kosmas Group International. From 1995 to 1997 he was CFO for Catalyst and from 1994 to 1995 he was CFO for ComCentral Corp. Mr. Veal served on the Board of Directors of ComCentral through 1995 and Data 1, Inc. and American Communications Enterprises, Inc. Mr. Veal is a graduate of the University of Florida School of Accounting. Catalyst Communications, Inc. filed a Chapter 11 Bankruptcy in 1998 for which a Plan was confirmed in 1999.

     DR. TONY FRUDAKIS, Chief Scientific Officer, received his doctorate degree in molecular and cell biology from the University of California Berkeley in 1992. He has 11 total years of experience as a molecular biologist. Since September 1998, Dr. Frudakis worked to develop and manage high-throughput DNA analysis products, services and genotyping systems for application which form the basis of the DNAPrint genomics business plan. Dr. Frudakis has worked on implementing the FEMS software application to handle the companies high-throughput electrophoresis needs, developed automated routines and managed laboratory accreditation and promotion. He has developed several new molecular biology products developing TruSeq(tm) into an off-the-shelf product. From 1995 to 1999, Dr. Frudakis served as a scientist at Corixa Corporation in Seattle, WA where he managed and executed high-throughput gene discovery programs. At Corixa, Dr. Frudakis directed a differential display and subtractive library based program of genetic discovery for genes that are over-expressed in various cancers, resulting in a patent application for over 350 unique genes. For this work, Dr. Frudakis used gene chip technology (Synteni). During the course of the last 5 1/2 years, Dr. Frudakis has worked in the development and management of high-throughput gene discovery routines based on DNA sequencing. Dr. Frudakis' work has resulted in the authorship of several patents for over 350 different novel expressed sequence tags (EST's) and 12 full-length sequences which will be used by Corixa to develop novel Cancer Vaccines. Dr. Frudakis is also a co-inventor of patents associated with the DNA sequencing reagents and the software product described here.

     GEORGE FRUDAKIS, Vice President of Business Operations, started a multi-component company called GAFF group in 1998. During his life's work as a self-employed entrepreneur, he made the initial seed investment for the DNAPrint genomics business plan.

     O. HOWARD DAVIDSMEYER, Director, is 76 years old. Mr. Davidsmeyer has been the chairman of Diversified Resources Group, Inc., formerly known as Data 1, Inc., from 1994 to 1996 and again from 1997 to present. He also served as CEO from 1994 to 1995 and again June 1999 to present. He has also served as chairman of DNAPrint genomics, Inc. f/k/a Catalyst Communications, Inc. from 1994 to present. Mr. Davidsmeyer's career extends many years and includes a variety of business and civic accomplishments. Catalyst Communications, Inc. filed a Chapter 11 Bankruptcy in 1998 for which a Plan was confirmed in 1999.

     MYUNG HO KIM, PH.D. MATHEMATICS. Myung obtained his Ph.D. from the University of Michigan. Myung has scores of publications in mathematical texts and journals as well as previous professorships and fellowships. His job function is generating and adapting mathematical ideas into computer code for pattern recognition and other types of sophisticated analysis. He has built information retrieval systems for a variety of applications.

     VENKATESWARLU KONDRAGUNTA, PH.D. STATISTICS. He worked in the laboratory of genetic statistician Dr. Ranajit Chakaroborty, at the University of Texas from 1998 to August 2000. Venkateswarlu specializes in the application of population statistics and mathematical expression to high-density datasets such as those that we will be building. He attended the University of Madras, India.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     As permitted by Utah Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 10.          EXECUTIVE COMPENSATION
----------------------------------------------

     The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the period from inception to September 30, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------


                                          Annual Compensation                                 Awards

Name &                    Year       Salary       Bonus       Other Annual            Restricted       Securities
Principal Position                   ($)          ($)         Compensation            Stock            Underlying
                                                              ($)                     Award(s)         Options/
                                                                                      ($)              SARS (#)
------------------------------------------------------------------------------------------------------------------------
Scott A.  Deitler,        1998       0            0           0                       0                0
President                 1999       0            0           0                       0                0
                          2000       0            0           0                       0                0

Wesley F. Whiting,        1998       0            0           0                       0                0
Secretary & Treasurer     1999       0            0           0                       0                0
                          2000       0            0           0                       0                0




                                              Directors' Compensation

Name                                     Annual         Meeting        Consulting        Number        Number of
                                         Retainer       Fees ($)       Fees/Other        of            Securities
                                         Fee($)                        Fees ($)          Shares        Underlying
                                                                                         (#)           Options
                                                                                                       SARS (#)
----------------------------------------------------------------------------------------------------------------------------
A. Director, Scott A. Deitler            0              0              0                 0             0
B. Director, Wesley F. Whiting           0              0              0                 0             0



     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

     No officer or director has received any other remuneration in the two year period prior to the filing of this Form 10-KT. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     The following table sets forth, at September 30, 2000, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.


SHAREHOLDERS/                      NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                     PERCENTAGE
-------------------                ------------------                 ----------
Scott Deitler                            100,000                      10%
President and Director
P.O. Box 1467
Boulder, CO 80306

Wesley F. Whiting
Secretary & Treasurer                          0                       0%
5855 Parfet Street
Arvada, CO  80002

Lawrence Deitler                         400,000                      40%
2724 Irma Lake Dr.
West Palm Beach, FL 33411

Susan J. Cornman                         500,000                      50%
10200 W. 44th Ave., #400
Wheat Ridge, CO  80033

All directors and executive              100,000*                     10%
officers as a group (2 persons)


* All shares were purchased by DNAPrint genomics, Inc. and retired to treasury as part of the merger with DNAPrint genomics, Inc.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

     During February 2000, the Company issued for cash 500,000 shares of its $.001 par value common stock to a private investor. The Company also issued for cash 500,000 shares of its $.001 par value common stock to its president and the father of its president. Certificates evidencing the common stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. For additional information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such common stock, see "Risk Factors - Rule 144 Sales."

     As of October 13, 2000, DNAPrint purchased all 500,000 shares issued and outstanding concurrent with surrender and cancellation of 500,000 shares owned by Susan J. Cornman. S.D.E. Holdings 1 Inc. became a wholly owned subsidiary, and the shares were retired in the merger between DNAPrint genomics, Inc. and its wholly owned subsidiary, S.D.E. Holdings 1 Inc.


                                     PART IV


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None

                                INDEX TO EXHIBITS

                                                      Form 10-KT
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-30119

3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-30119

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES:
                                   -----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 17, 2000


                                       DNAPrint genomics, Inc.


                               By:    /s/Carl L. Smith
                                       ---------------------------
                                          Carl L. Smith, President


                                BY:   /s/Matthew A. Veal
                                       --------------------------------
                                         Matthew A. Veal, Director

                                      /s/O. Howard Davidsmeyer
                                       --------------------------------
                                         O. Howard Davidsmeyer, Director

                          INDEX TO FINANCIAL STATEMENTS
                        PERIOD ENDED SEPTEMBER 30, 2000

                                                                       PAGE

Independent Auditors' Report                                            F-2

Financial Statements:

     Balance Sheet                                                      F-3

     Statements of Operations                                           F-4

     Statement of Changes in Stockholders' Equity (Deficit)             F-5

     Statements of Cash Flows                                           F-6

Notes to Financial Statements                                           F-7

                                                                A.J. ROBBINS, PC
                                                    Certified Public Accountants
                                                                 and Consultants


                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
S.D.E. HOLDINGS 1 INC.
BOULDER, COLORADO

We have audited the accompanying balance sheet of S.D.E. Holdings 1 Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from January 19, 2000 (inception) to February 29, 2000 and for the seven months ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S.D.E. Holdings 1 Inc. as of September 30, 2000, and the results of its operations and its cash flows for the period from January 19, 2000 (inception) to February 29, 2000 and for the seven months ended September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/A.J. Robbins

DENVER, COLORADO
OCTOBER 2, 2000

               3033 East 1st Avenue, Suite #201, Denver, CO 80206
                        - 303-321-1281 Fax 303-321-1288


                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                                   SEPTEMBER 30,
                                                                                                        2000
                                                                                                 ------------------

                                     ASSETS

CURRENT ASSETS, CASH                                                                             $            1,488
                                                                                                 ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES, PAYABLE TO RELATED PARTIES                                                  $            2,220
                                                                                                 ------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock, $.001 par value, 25,000,000 shares                                                         1,000
     authorized, 1,000,000 shares issued and outstanding
     (Deficit) accumulated during the development stage                                                      (1,732)
                                                                                                 ------------------

                  Total Stockholders' Equity (Deficit)                                                         (732)
                                                                                                 ------------------

                                                                                                 $            1,488
                                                                                                 ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-3

                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                    CUMULATIVE
                                                                                               FOR THE PERIOD          FROM
                                                                                                    FROM            JANUARY 19,
                                                                                                 JANUARY 19,           2000
                                                                            FOR THE SEVEN           2000            (INCEPTION)
                                                                            MONTHS ENDED       (INCEPTION) TO           TO
                                                                            SEPTEMBER 30,       FEBRUARY 29,        SEPTEMBER 30,
                                                                                 2000                2000              2000
                                                                         -----------------    -----------------        -----


REVENUE                                                                  $          -         $          -       $          -
                                                                         -----------------    -----------------  -----------------


EXPENSES:
     General and Administrative                                                      1,512                  220              1,732
                                                                         -----------------    -----------------  -----------------

                  Total Expenses                                                     1,512                  220              1,732
                                                                         -----------------    -----------------  -----------------

NET (LOSS)                                                               $          (1,512)   $            (220) $          (1,732)
                                                                         =================    =================  =================


NET (LOSS) PER COMMON SHARE - BASIC                                      $          *         $          *
                                                                         =================    =================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                             1,000,000            1,000,000
                                                                         =================    =================

*Less than $(.01)


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM JANUARY 19, 2000 (INCEPTION)
                              TO FEBRUARY 29, 2000
                AND FOR THE SEVEN MONTHS ENDED SEPTEMBER 30, 2000
                                                                                                   (DEFICIT)
                                                                                                  ACCUMULATED
                                                                                  STOCK            DURING THE
                                                  COMMON STOCK                 SUBSCRIPTION       DEVELOPMENT
                                           SHARES              AMOUNT           RECEIVABLE             STAGE             TOTAL
                                     ----------------------------------------------------------------------------------------------
BALANCES, JANUARY 19, 2000                     -         $         -        $         -        $         -         $         -
   Issuance of stock on February            1,000,000               1,000               (800)            -                      200
   21, 2000, for $.001 per share
   NET (LOSS)                                  -                   -                  -                    (220)               (220)
                                     ----------------    ----------------   ----------------   ----------------    ----------------

BALANCES, FEBRUARY 29, 2000                 1,000,000               1,000               (800)              (220)                (20)

   Satisfaction of subscription                -                   -                     800             -                      800
     receivable
   NET (LOSS)                                  -                   -                  -                  (1,512)             (1,512)
                                     ----------------    ----------------   ----------------   ----------------    ----------------

BALANCES, SEPTEMBER 30, 2000                1,000,000    $          1,000   $         -        $         (1,732)   $           (732)
                                     ================    ================   ================   ================    ================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                         CUMULATIVE
                                                                                                  FOR THE PERIOD             FROM
                                                                                                       FROM              JANUARY 19,
                                                                                                    JANUARY 19,              2000
                                                                             FOR THE SEVEN             2000              (INCEPTION)
                                                                             MONTHS ENDED         (INCEPTION) TO              TO
                                                                             SEPTEMBER 30,         FEBRUARY 29,        SEPTEMBER 30,
                                                                                  2000                 2000                   2000
                                                                          -----------------     -----------------     ------------


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

     Net (loss) from operations                                           $          (1,512)    $            (220)    $      (1,732)
     Adjustments to reconcile net (loss) to net cash provided (used)
       by operating activities:
        Changes in:
         Payable to related parties                                                   2,200                    20             2,220
                                                                          -----------------     -----------------     --------------
              Net Cash Provided (Used) by Operating Activities                          688                  (200)              488
                                                                          -----------------     -----------------     --------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     Collection of subscription receivable                                              800                -                    800
     Common stock issued for cash                                                    -                        200               200
                                                                          -----------------     -----------------     --------------
              Net Cash Provided by Financing Activities                                 800                   200             1,000
                                                                          -----------------     -----------------     --------------

NET INCREASE (DECREASE) IN CASH                                                       1,488                -                  1,488

CASH, beginning of period                                                            -                     -                     -
                                                                          -----------------     -----------------     --------------
CASH, end of period                                                       $           1,488     $          -          $       1,488
                                                                          =================     =================     ==============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

S.D.E. Holdings 1 Inc. (the Company), a development stage company, was organized under the laws of the State of Nevada on January 19, 2000. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is the last day of February.

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CASH

Cash and cash equivalents consists primarily of cash on hand and cash in banks.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60 month period. Therefore, $1,732 of net losses incurred in the period from January 19, 2000 (inception) to September 30, 2000 have not been deducted for tax purposes and represent a deferred tax asset. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

                             S.D.E. HOLDINGS 1 INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE

During 1997 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - STOCKHOLDERS' EQUITY

During February 2000, the Company issued for cash and a stock subscription receivable 500,000 shares of its $.001 par value common stock to a private investor. The Company also issued for cash and a stock subscription receivable 500,000 shares of its $.001 par value common stock to its president and the father of its president.

In March 2000 the stock subscription receivables were paid in full.

In  September  1990 the Company  entered  into an  agreement to sell 100% of the
Company's  outstanding  common  stock  for  $150,000;  simultaneously,   500,000
outstanding shares were retired.

NOTE 3 - PAYABLE TO RELATED PARTIES

The Company received advances of $2,200 from stockholders in March 2000.